Form 10-Q
period 2001-06-30
AMERIGAS FINANCE CORP; AMERIGAS PARTNERS LP
filed 2001-08-14
CIK 945792, 932628

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-13692
                       Commission file number 33-92734-01

                             AMERIGAS PARTNERS, L.P.
                             AMERIGAS FINANCE CORP.
           (Exact name of registrants as specified in their charters)

                 Delaware                                       23-2787918
                 Delaware                                       23-2800532
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

                    460 North Gulph Road, King of Prussia, PA
                    (Address of principal executive offices)
                                      19406
                                   (Zip Code)
                                 (610) 337-7000
              (Registrants' telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---

        At July 31, 2001, the registrants had units and shares of common stock outstanding as follows:

                  AmeriGas Partners, L.P. - 34,404,286 Common Units
                                             9,891,072 Subordinated Units
                  AmeriGas Finance Corp. -  100 shares

                             AMERIGAS PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                            PAGES
                                                                                                            -----

  PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             AmeriGas Partners, L.P.
             -----------------------

                Condensed Consolidated Balance Sheets as of June 30, 2001,
                  September 30, 2000 and June 30, 2000                                                        1

                Condensed Consolidated Statements of Operations for the three, nine
                  and twelve months ended June 30, 2001 and 2000                                              2

                Condensed Consolidated Statements of Cash Flows for the nine
                  and twelve months ended June 30, 2001 and 2000                                              3

                Condensed Consolidated Statement of Partners' Capital for the
                  nine months ended June 30, 2001                                                             4

                Notes to Condensed Consolidated Financial Statements                                       5 - 10

             AmeriGas Finance Corp.
             ----------------------

                Balance Sheets as of June 30, 2001 and September 30, 2000                                    11

                Note to Balance Sheets                                                                       12

    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                      13 - 21

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    21 - 22

PART II  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                                23

    Signatures                                                                                               24

                             AMERIGAS PARTNERS, L.P.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)




                                                                                   June 30,      September 30,     June 30,
                                                                                     2001            2000            2000
                                                                                 -------------   -------------   -------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                     $    18,722     $    10,795     $    17,330
    Accounts receivable (less allowances for doubtful accounts
       of $10,524, $6,529 and $7,195, respectively)                                    99,220          97,376          87,154
    Inventories                                                                        54,751          65,489          60,236
    Prepaid expenses and other current assets                                          16,055          15,185          13,349
                                                                                 -------------   -------------   -------------
       Total current assets                                                           188,748         188,845         178,069

Property, plant and equipment (less accumulated depreciation and
    amortization of $335,772, $277,790 and $267,104, respectively)                    446,603         436,119         442,777
Intangible assets (less accumulated amortization of $207,871,
    $188,655 and $183,742, respectively)                                              603,279         621,920         626,485
Other assets                                                                           14,267          11,336          11,944
                                                                                 -------------   -------------   -------------
       Total assets                                                               $ 1,252,897     $ 1,258,220     $ 1,259,275
                                                                                 =============   =============   =============



LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
    Current maturities of long-term debt                                          $    66,639     $    64,512     $    64,552
    Bank loans                                                                          9,000          30,000          25,000
    Accounts payable - trade                                                           40,675          73,786          54,054
    Accounts payable - related parties                                                  1,619           3,001           2,402
    Other current liabilities                                                          95,130          95,714          68,038
                                                                                 -------------   -------------   -------------
       Total current liabilities                                                      213,063         267,013         214,046

Long-term debt                                                                        787,315         792,722         793,876
Other noncurrent liabilities                                                           37,236          39,927          37,127

Commitments and contingencies (note 4)

Minority interest                                                                       3,780           2,587           3,174

Partners' capital                                                                     211,503         155,971         211,052
                                                                                 -------------   -------------   -------------
       Total liabilities and partners' capital                                    $ 1,252,897     $ 1,258,220     $ 1,259,275
                                                                                 =============   =============   =============





See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                     (Thousands of dollars, except per unit)



                                                              Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                                   June 30,                June 30,                June 30,
                                                             ---------------------- ----------------------- -----------------------
                                                               2001        2000        2001        2000        2001        2000
                                                             ---------- ----------- ------------ ---------- ----------- -----------

Revenues:
    Propane                                                  $ 197,524   $ 189,774   $1,137,527  $ 825,817  $1,334,677  $  972,046
    Other                                                       21,640      19,896       71,557     73,777      94,869      95,430
                                                             ---------- ----------- ------------ ---------- ----------- -----------
                                                               219,164     209,670    1,209,084    899,594   1,429,546   1,067,476
                                                             ---------- ----------- ------------ ---------- ----------- -----------

Costs and expenses:
    Cost of sales - propane                                    112,267     111,109      700,562    461,759     825,708     538,952
    Cost of sales - other                                        8,237       8,267       28,142     31,671      37,847      40,990
    Operating and administrative expenses                       86,845      77,866      282,820    259,402     366,138     338,401
    Depreciation and amortization                               18,529      16,808       55,235     49,554      73,062      66,080
    Other income, net                                           (1,007)     (1,375)      (3,489)    (4,752)     (7,270)     (6,767)
                                                             ---------- ----------- ------------ ---------- ----------- -----------
                                                               224,871     212,675    1,063,270    797,634   1,295,485     977,656
                                                             ---------- ----------- ------------ ---------- ----------- -----------
Operating income (loss)                                         (5,707)     (3,005)     145,814    101,960     134,061      89,820
Interest expense                                               (19,319)    (18,749)     (59,163)   (54,764)    (79,163)    (71,658)
                                                             ---------- ----------- ------------ ---------- ----------- -----------
Income (loss) before income taxes                              (25,026)    (21,754)      86,651     47,196      54,898      18,162
Income tax benefit                                                 474         318          879        323         571         155
Minority interest                                                  206         190         (979)      (559)       (682)       (291)
                                                             ---------- ----------- ------------ ---------- ----------- -----------
Income (loss) before accounting changes                        (24,346)    (21,246)      86,551     46,960      54,787      18,026
Cumulative effect of accounting changes                              -           -       12,494          -      12,494           -
                                                             ---------- ----------- ------------ ---------- ----------- -----------
Net income (loss)                                            $ (24,346)  $ (21,246)  $   99,045  $  46,960  $   67,281   $  18,026
                                                             ========== =========== ============ ========== =========== ===========


General partner's interest in net income (loss)              $    (244)  $    (212)  $      990  $     470  $      672   $     180
                                                             ========== =========== ============ ========== =========== ===========
Limited partners' interest in
    net income (loss)                                        $ (24,102)  $ (21,034)  $   98,055  $  46,490  $   66,609   $  17,846
                                                             ========== =========== ============ ========== =========== ===========

Income (loss) per limited
  partner unit - basic and diluted:
    Income (loss) before accounting changes                  $   (0.54)  $   (0.50)  $     1.94  $    1.11  $     1.24   $    0.43
    Cumulative effect of accounting changes                          -           -         0.28          -        0.29           -
                                                             ---------- ----------- ------------ ---------- ----------- -----------
    Net income (loss)                                        $   (0.54)  $   (0.50)  $     2.22  $    1.11  $     1.53   $    0.43
                                                             ========== =========== ============ ========== =========== ===========

Average limited partner units
    outstanding - basic and diluted (thousands)                 44,295      41,969       44,149     41,969      43,600      41,969
                                                             ========== =========== ============ ========== =========== ===========




See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                          Nine Months Ended             Twelve Months Ended
                                                                              June 30,                       June 30,
                                                                       ------------------------       ------------------------
                                                                          2001         2000             2001          2000
                                                                       -----------   ----------       ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 99,045     $ 46,960         $ 67,281      $ 18,026
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Cumulative effect of accounting changes                         (12,494)           -          (12,494)            -
          Depreciation and amortization                                    55,235       49,554           73,062        66,080
          Other, net                                                          987          (52)            (818)       (3,637)
                                                                       -----------   ----------       ----------   -----------
                                                                          142,773       96,462          127,031        80,469
          Net change in:
             Accounts receivable                                           (8,408)     (22,606)         (19,641)      (31,432)
             Inventories and prepaid propane purchases                     10,760       (2,339)           5,324       (23,567)
             Accounts payable                                             (34,494)       5,575          (14,163)       25,099
             Other current assets and liabilities                         (21,523)     (31,453)           6,428        (7,733)
                                                                       -----------   ----------       ----------   -----------
       Net cash provided by operating activities                           89,108       45,639          104,979        42,836
                                                                       -----------   ----------       ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                        (28,624)     (22,449)         (36,602)      (27,698)
    Proceeds from disposals of assets                                       2,660        2,801            7,263         5,511
    Acquisitions of businesses, net of cash acquired                         (147)     (55,914)             127       (56,570)
                                                                       -----------   ----------       ----------   -----------
       Net cash used by investing activities                              (26,111)     (75,562)         (29,212)      (78,757)
                                                                       -----------   ----------       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions                                                         (73,827)     (69,949)         (97,144)      (93,265)
    Minority interest activity                                                199         (765)             (91)       (1,055)
    Increase (decrease) in bank loans                                     (21,000)       3,000          (16,000)        5,000
    Issuance of long-term debt                                             59,705      196,000           59,705       216,237
    Repayment of long-term debt                                           (60,390)     (81,423)         (61,088)      (81,744)
    Proceeds from Common Unit offering                                     39,836            -           39,836             -
    Capital contributions from General Partner                                407            -              407             -
                                                                       -----------   ----------       ----------   -----------
       Net cash provided (used) by financing activities                   (55,070)      46,863          (74,375)       45,173
                                                                       -----------   ----------       ----------   -----------


Cash and cash equivalents increase                                       $  7,927     $ 16,940         $  1,392      $  9,252
                                                                       ===========   ==========       ==========   ===========

CASH AND CASH EQUIVALENTS:
    End of period                                                        $ 18,722     $ 17,330         $ 18,722      $ 17,330
    Beginning of period                                                    10,795          390           17,330         8,078
                                                                       -----------   ----------       ----------   -----------
       Increase                                                          $  7,927     $ 16,940         $  1,392      $  9,252
                                                                       ===========   ==========       ==========   ===========




See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                   (unaudited)
                          (Thousands, except unit data)


                                                                                                          Accumulated
                                              Number of units                                               other         Total
                                         -------------------------                             General   comprehensive   partners'
                                           Common     Subordinated   Common     Subordinated   partner   income (loss)   capital
                                         -----------  ------------  ----------  ------------  ---------  ------------   -----------
BALANCE SEPTEMBER 30, 2000                32,078,293    9,891,072   $ 118,872    $ 35,542      $ 1,557     $       -     $ 155,971

   Net income                                                          76,022      22,033          990                      99,045
   Cumulative effect of change in
    accounting principle - SFAS No. 133                                                                        8,921         8,921
   Net gain on derivative
    instruments                                                                                                5,245         5,245
   Reclassification adjustments                                                                              (24,553)      (24,553)
                                                                                                         ------------   -----------
   Comprehensive income                                                                                      (10,387)       88,658

   Distributions                                                      (56,769)    (16,320)        (738)                    (73,827)

   Common Units issued in connection
    with public offering                   2,300,000                   39,836                      402                      40,238

   Common Units issued in connection
    with acquisition                          25,993                      458                        5                         463

                                         -----------   ----------   ----------  ----------     --------  ------------   -----------
BALANCE JUNE 30, 2001                     34,404,286    9,891,072   $ 178,419    $ 41,255      $ 2,216     $ (10,387)    $ 211,503
                                         ===========   ==========   ==========  ==========     ========  ============   ===========

See accompanying notes to consolidated financial statements.

                             AMERIGAS PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                     (Thousands of dollars, except per unit)

1.      BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of AmeriGas Partners, L.P. ("AmeriGas Partners"), its subsidiary AmeriGas Propane, L.P. (the "Operating Partnership"), and their corporate subsidiaries, together referred to in this report as "the Partnership" or "we." We eliminate all significant intercompany accounts and transactions when we consolidate. We account for AmeriGas Propane, Inc.'s (the "General Partner's") 1.01% interest in the Operating Partnership as a minority interest in the condensed consolidated financial statements.

        The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2000 ("2000 Annual Report"). Weather significantly impacts demand for propane and profitability because many customers use propane for heating purposes. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

        Comprehensive income (loss), which comprises net income (loss) and other comprehensive income (loss), for the three and nine months ended June 30, 2001 was $(33,066) and $88,658, respectively. Other comprehensive loss of $(8,720) in the three months ended June 30, 2001 is principally a result of a decline in the fair value of propane derivative hedge instruments. Other comprehensive loss of $(10,387) in the nine months ended June 30, 2001 is primarily due to the reclassification of derivative hedge gains to net income. The Partnership's comprehensive income (loss) in the three and nine months ended June 30, 2000 was the same as its net income (loss).

2.      CHANGES IN ACCOUNTING

        Effective October 1, 2000, we (1) adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"); (2) applied the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to our nonrefundable tank fees; and (3) changed our method of accounting for costs to install Partnership-owned tanks at customer locations. These accounting changes are further described below.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)



        (1) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS
        133)

        SFAS 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is generally reported in other comprehensive income and the ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

        In accordance with our propane price risk management policy, we use derivative instruments, including price swap and option contracts, to manage the cost of a portion of our forecasted purchases of propane and to manage market risk associated with propane storage inventories. These derivative instruments generally qualify and are designated as cash flow or fair value hedges. The fair values of these derivative instruments are affected by changes in propane product prices. In addition to these derivative instruments, we may also enter into contracts for the forward purchase of propane as well as fixed price supply agreements to manage propane market price risk. These contracts qualify for the normal purchases and normal sales exception of SFAS 133 and therefore are not adjusted to fair value.

        We use fixed-rate long-term debt as a source of capital. As these long-term debt issues mature, we often refinance such debt with fixed-rate debt bearing then-existing market interest rates. On occasion, we enter into interest rate protection agreements ("IRPAs") to reduce market interest rate risk associated with these forecasted debt issuances. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and reclassified into interest expense when interest expense on the associated debt issue affects earnings.

        The adoption of SFAS 133 resulted in a cumulative effect charge to net income of $736 and a cumulative effect increase to accumulated other comprehensive income of $8,921. The increase in accumulated other

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)



        comprehensive income is attributable to net gains on derivative instruments designated and qualifying as cash flow hedges on October 1, 2000.

        Gains and losses included in accumulated other comprehensive income at June 30, 2001 relating to cash flow hedges will be reclassified into net income when (1) the forecasted purchase of propane subject to the hedges impacts net income and (2) interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. Virtually all of the net loss included in accumulated other comprehensive loss at June 30, 2001 hedges future purchases of propane expected to occur in the next twelve months. The actual amount of derivative gains or losses that will ultimately be reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in other current liabilities in the June 30, 2001 Condensed Consolidated Balance Sheet.

        (2) REVENUE RECOGNITION

        In order to comply with the provisions of SAB 101, effective October 1, 2000 we changed our method of accounting for annually billed nonrefundable tank fees. Historically, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenues from such fees are being recorded on a straight-line basis over one year. Accordingly, on October 1, 2000, we recorded a charge of $5,984 representing the cumulative effect of the change in accounting method on prior years. The change in accounting method for nonrefundable tank fees did not have a material impact on reported revenues in fiscal 2001 and would not have materially impacted revenues in periods prior to the change. At June 30, 2001, the deferred revenue balance relating to nonrefundable tank fees was $5,669.

        (3) ACCOUNTING FOR TANK INSTALLATION COSTS

        Effective October 1, 2000, we changed our method of accounting for tank installation costs which are not billed to customers. Prior to the change in accounting method, all such costs to install Partnership-owned tanks at a customer location were expensed as incurred. Under the new accounting method, all such costs, net of billings, are capitalized and amortized using an accelerated method that reflects the attrition of the Partnership's customers. We believe that the new accounting method better matches the costs of installing Partnership-owned tanks with the periods benefited. As a result of this change in accounting, we recorded income of $19,214 representing the cumulative effect of the change in accounting method on prior years.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)


        The effect on net income (loss) from the change in accounting for tank installation costs during the three and nine months ended June 30, 2001 was not material.

        CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND PRO FORMA DISCLOSURE

        The cumulative effect impact reflected on the Consolidated Statements of Operations and related per unit (basic and diluted) amounts resulting from the above changes in accounting principles comprise the following:

         ------------------------------------------------------------------------------------------------------------
                                                                  Cumulative               Cumulative Effect Per
                                                                    Effect                  Limited Partner Unit
         ------------------------------------------------------------------------------------------------------------
         SFAS No. 133                                            $     (736)                         $ (0.02)
         Revenue recognition                                         (5,984)                           (0.14)
         Tank installation costs                                     19,214                             0.44
         ------------------------------------------------------------------------------------------------------------
             Total                                               $   12,494                          $  0.28
         ------------------------------------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)
                     (Thousands of dollars, except per unit)


        The following table reflects pro forma net income (loss) and net income
        (loss) per limited partner unit after applying retroactively the changes in accounting for tank installation costs and nonrefundable tank fees:

        ------------------------------------------------------------------------------------------------------------
                                                                                   As                   As
                                                                                Reported             Adjusted
        ------------------------------------------------------------------------------------------------------------

        TWELVE MONTHS ENDED JUNE 30, 2001:
          Net income                                                            $ 54,787              $ 54,123
          Income per limited partner unit - basic and diluted                   $   1.24              $   1.23

        THREE MONTHS ENDED JUNE 30, 2000:
          Net loss                                                              $(21,246)             $(21,293)
          Loss per limited partner unit - basic and diluted                     $  (0.50)             $  (0.50)

        NINE MONTHS ENDED JUNE 30, 2000:
          Net income                                                            $ 46,960              $ 47,418
          Income per limited partner unit - basic and diluted                   $   1.11              $   1.12

        TWELVE MONTHS ENDED JUNE 30, 2000:
          Net income                                                            $ 18,026              $ 18,100
          Income per limited partner unit - basic and diluted                   $   0.43              $   0.43
        ------------------------------------------------------------------------------------------------------------


3.      RELATED PARTY TRANSACTIONS

        In accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Propane, L.P. and the Second Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the General Partner is entitled to reimbursement of all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with the Partnership's business. These costs totaled $47,179, $159,764 and $205,348 during the three, nine and twelve months ended June 30, 2001, respectively, and $43,080, $147,326 and $191,764 during the three, nine and twelve months ended June 30, 2000, respectively. In addition, UGI Corporation ("UGI") provides certain financial and administrative services to the General Partner. UGI bills the General Partner for these direct and indirect corporate expenses and the General Partner is reimbursed by the Partnership for these expenses. Such corporate expenses totaled $1,388, $3,866 and $5,020 during the three, nine and twelve months ended June 30, 2001, respectively, and $924, $2,831 and $4,189 during the three, nine and twelve months ended June 30, 2000, respectively.

                             AMERIGAS PARTNERS, L.P.

                                   (unaudited)
                     (Thousands of dollars, except per unit)



4.      COMMITMENTS AND CONTINGENCIES

        There have been no significant developments relating to the commitments and contingencies reported in the Partnership's 2000 Annual Report.

5.      ISSUANCE OF COMMON UNITS

        In October 2000, we issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of approximately $40,600 were used to reduce Bank Credit Agreement indebtedness and for working capital purposes. The Common Units were issued under a shelf registration statement covering 9,000,000 Common Units filed with the SEC which was declared effective on September 22, 2000.

6.      AGREEMENT TO PURCHASE COLUMBIA PROPANE

        On August 7, 2001, Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. signed an Amended and Restated Purchase Agreement relating to the purchase of the retail propane distribution businesses of Columbia Energy Group for approximately $202,000, subject to a working capital adjustment. The execution of the original purchase agreement with Columbia was announced January 31, 2001. The Columbia propane businesses currently comprise the seventh largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $152,000 in cash and $50,000 of AmeriGas Partners Common Units. The cash portion of the purchase price and related transaction fees and expenses will be funded with approximately $161,000 of long-term debt to be issued by AmeriGas Partners. The closing under the Amended and Restated Purchase Agreement is expected to occur by August 31, 2001.

                             AMERIGAS FINANCE CORP.
             (a wholly owned subsidiary of AmeriGas Partners, L.P.)

                                 BALANCE SHEETS
                                   (unaudited)




                                                          June 30,    September 30,
                                                            2001          2000
                                                         -----------  ------------
ASSETS
------

  Cash                                                    $   1,000    $    1,000
                                                         -----------  ------------
      Total assets                                        $   1,000    $    1,000
                                                         ===========  ============

STOCKHOLDER'S EQUITY
--------------------

  Common stock, $.01 par value; 100 shares authorized,
      issued and outstanding                              $       1    $        1
  Additional paid-in capital                                    999           999
                                                         -----------  ------------
      Total stockholder's equity                          $   1,000    $    1,000
                                                         ===========  ============












See accompanying note to balance sheets.

                             AMERIGAS FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF AMERIGAS PARTNERS, L.P.)

                             NOTE TO BALANCE SHEETS

AmeriGas Finance Corp. ("AmeriGas Finance"), a Delaware corporation, was formed on March 13, 1995 and is a wholly owned subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners").

On April 19, 1995, AmeriGas Partners issued $100,000,000 face value of 10.125% Senior Notes due April 2007. AmeriGas Finance serves as a co-obligor of these notes.

AmeriGas Partners owns all 100 shares of AmeriGas Finance Common Stock outstanding.

                             AMERIGAS PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analyses compare the Partnership's results of operations for (1) the three months ended June 30, 2001 ("2001 three-month period") with the three months ended June 30, 2000 ("2000 three-month period"); (2) the nine months ended June 30, 2001 ("2001 nine-month period") with the nine months ended June 30, 2000 ("2000 nine-month period"); and (3) the twelve months ended June 30, 2001 ("2001 twelve-month period") with the twelve months ended June 30, 2000 ("2000 twelve-month period"). AmeriGas Finance Corp. has nominal assets and does not conduct any operations. Accordingly, a discussion of the results of operations and financial condition and liquidity of AmeriGas Finance Corp. is not presented.

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

------------------------------------------------------------------------------------------------------------------------
                                                                                                   Increase
Three Months Ended June 30,                              2001               2000                  (Decrease)
------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
      Retail                                            133.2               135.4            (2.2)             (1.6)%
      Wholesale                                          36.5                58.5           (22.0)            (37.6)%
                                                       ------              ------           -----
                                                        169.7               193.9           (24.2)            (12.5)%
                                                       ======              ======           =====
Revenues:
      Retail propane                                   $174.1              $156.9           $17.2              11.0 %
      Wholesale propane                                  23.4                32.9            (9.5)            (28.9)%
      Other                                              21.7                19.9             1.8               9.0 %
                                                       ------              ------           -----
                                                       $219.2              $209.7           $ 9.5               4.5 %
                                                       ======              ======           =====

Total margin                                           $ 98.7              $ 90.3           $ 8.4               9.3 %
EBITDA (a)                                             $ 12.8              $ 13.8           $(1.0)             (7.2)%
Operating loss                                         $ (5.7)             $ (3.0)          $ 2.7              90.0 %
Heating degree days - % warmer
      than normal (b)                                   (12.7)               (9.0)            -                 -
------------------------------------------------------------------------------------------------------------------------


(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the U.S.

(b) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.

                             AMERIGAS PARTNERS, L.P.



Temperatures based upon national heating degree days were 12.7% warmer than normal in the 2001 three-month period compared to weather that was 9.0% warmer than normal in the 2000 three-month period. Retail gallons sold decreased 2.2 million gallons (1.6%) primarily due to warmer early spring weather and price-induced customer conservation. Additionally, the weaker U.S. economy in the 2001 three-month period resulted in lower sales to certain industrial, commercial and motor fuel customers. Wholesale volumes sold decreased 22.0 million gallons (37.6%) due to greater sales in the prior-year period associated with product cost management activities.

Retail propane revenues increased $17.2 million to $174.1 million reflecting (1) a $19.7 million increase as a result of higher average selling prices partially offset by (2) a $2.5 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $9.5 million reflecting (1) a $12.3 million decrease as a result of lower wholesale volumes sold was slightly offset by (2) a $2.8 million increase resulting from higher average selling prices. Other revenues increased $1.8 million primarily due to higher customer charges and service income. Cost of sales increased $1.1 million reflecting higher average propane gas costs offset by the lower retail and wholesale volumes sold.

Notwithstanding the lower retail and wholesale volumes sold, total margin increased $8.4 million primarily reflecting the impact of higher average retail propane unit margins.

EBITDA decreased $1.0 million (7.2%) in the 2001 three-month period as the increase in total margin was more than offset by a $9.0 million increase in Partnership operating and administrative expenses. Operating expenses in the 2000 three-month period are net of $3.3 million of income from reductions to employee incentive compensation and benefit accruals recorded earlier in the fiscal 2000 year. Adjusting for this income in the prior year, operating and administrative costs of the Partnership increased $5.7 million principally due to higher vehicle expenses, greater expenses associated with growth initiatives including our PPX(R) grill cylinder exchange program, and acquisitions made in Fiscal 2000. Operating loss increased $2.7 million reflecting the decrease in EBITDA and higher depreciation and amortization expense including $1.1 million of additional depreciation associated with tank installation costs.

The Partnership's interest expense for the 2001 three-month period increased $0.6 million due primarily to higher average Acquisition Facility borrowings.

                             AMERIGAS PARTNERS, L.P.



2001 NINE-MONTH PERIOD COMPARED WITH 2000 NINE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------
                                                                                                     Increase
Nine Months Ended June 30,                                2001               2000                   (Decrease)
---------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                                              678.1             635.9            42.2            6.6 %
     Wholesale                                           257.9             201.8            56.1           27.8 %
                                                         -----            ------          ------
                                                         936.0             837.7            98.3           11.7 %
                                                         =====            ======          ======

Revenues:
     Retail propane                                  $   942.4            $710.8          $231.6           32.6 %
     Wholesale propane                                   195.1             115.0            80.1           69.7 %
     Other                                                71.6              73.8            (2.2)          (3.0)%
                                                     ---------            ------          ------
                                                     $ 1,209.1            $899.6          $309.5           34.4 %
                                                     =========            ======          ======

Total margin                                         $   480.4            $406.2         $  74.2           18.3 %
EBITDA                                               $   201.0            $151.5         $  49.5           32.7 %
Operating income                                     $   145.8            $102.0         $  43.8           42.9 %
Heating degree days - % colder
  (warmer) than normal                                     3.0             (14.1)            -              -
---------------------------------------------------------------------------------------------------------------------


Temperatures during the 2001 nine-month period were 3.0% colder than normal compared to weather that was 14.1% warmer than normal in the prior-year nine-month period. Retail propane gallons sold increased 42.2 million gallons (6.6%) mainly due to the colder weather, the impact of acquisitions completed in Fiscal 2000 and higher PPX(R) grill cylinder exchange sales. Partially offsetting the impact of these factors were customer conservation efforts in response to higher selling prices and the effects of a slowing economy. Wholesale gallons sold increased 56.1 million gallons primarily due to sales associated with product cost management activities and generally greater wholesale activity.

Total revenues from retail propane sales increased $231.6 million (32.6%) reflecting (1) a $184.4 million increase as a result of higher average selling prices and (2) a $47.2 million increase as a result of higher retail volumes sold. Wholesale propane revenues increased $80.1 million reflecting (1) a $48.1 million increase as a result of higher average selling prices and (2) a $32.0 million increase as a result of the higher wholesale volumes sold. The increases in retail and wholesale selling prices are a result of higher propane supply costs. Other revenues decreased $2.2 million due to decreased appliance sales and service revenue and the impact of the change in accounting for tank installation costs on tank installation revenue partially offset by higher customer charges and greater rental income. Cost of sales increased $235.3 million as a result of higher propane product costs and the greater retail and wholesale volumes sold.

                             AMERIGAS PARTNERS, L.P.



Total margin increased $74.2 million in the 2001 nine-month period due to the impact of higher-than-normal average retail unit margins and, to a lesser extent, the greater retail propane volumes sold. Unit margins in the 2001 nine-month period benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

The $49.5 million increase in EBITDA reflects the increase in margin partially offset by a $23.4 million increase in Partnership operating and administrative expenses. Prior-year operating and administrative expenses include $5.7 million of costs associated with the installation of Partnership-owned tanks. In the 2001 nine-month period, such costs were capitalized in accordance with the Partnership's change in accounting principle. Adjusting for these costs in the prior-year period, operating and administrative expenses increased $29.1 million primarily as a result of (1) higher employee-related costs including greater overtime and incentive compensation costs; (2) higher distribution expenses including vehicle costs; (3) higher required reserves for uncollectible accounts; and (4) growth-related expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in Fiscal 2000. Depreciation and amortization expense increased $5.7 million due to $3.3 million of depreciation associated with tank installation costs and depreciation and amortization resulting from Fiscal 2000 acquisitions.

Interest expense of the Partnership increased $4.4 million principally as a result of higher levels of long-term debt outstanding and higher average Acquisition Facility borrowings.

2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------
                                                                                                    Increase
Twelve Months Ended June 30,                               2001           2000                     (Decrease)
---------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
Gallons sold (millions):
     Retail                                              813.4             773.1            40.3             5.2 %
     Wholesale                                           314.1             245.3            68.8            28.0 %
                                                       -------           -------           -----
                                                       1,127.5           1,018.4           109.1            10.7 %
                                                       =======           =======           =====

Revenues:
     Retail propane                                   $1,101.9           $ 837.6          $264.3            31.6 %
     Wholesale propane                                   232.7             134.5            98.2            73.0 %
     Other                                                94.9              95.4            (0.5)           (0.5)%
                                                      --------          --------          ------
                                                      $1,429.5          $1,067.5          $362.0            33.9 %
                                                      ========          ========          ======

Total margin                                          $  566.0          $  487.5          $ 78.5            16.1 %
EBITDA                                                $  207.1          $  155.9          $ 51.2            32.8 %
Operating income                                      $  134.1          $   89.8          $ 44.3            49.3 %
Heating degree days - % colder
     (warmer) than normal                                  2.9             (13.8)            -               -
---------------------------------------------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.



Temperatures based upon heating degree days were 2.9% colder than normal during the 2001 twelve-month period compared to weather that was 13.8% warmer than normal in the 2000 twelve-month period. Retail propane gallons sold increased
40.3 million gallons (5.2%) due to higher residential heating, commercial and industrial gallons sold resulting from the colder weather and the impact of acquisitions partially offset by price-induced customer conservation and the slowing economy. Wholesale propane volumes increased 28.0% to 314.1 million gallons mainly due to product cost management activities and greater wholesale activity.

Total retail propane revenues increased $264.3 million reflecting (1) a $220.6 million increase as a result of higher average selling prices and (2) a $43.7 million increase as a result of higher retail volumes sold. The $98.3 million increase in wholesale revenues reflects (1) a $60.6 million increase as a result of higher average wholesale selling prices and (2) a $37.7 million increase as a result of higher volumes sold. Cost of sales increased as a result of the higher propane costs and greater volumes sold.

Total margin increased $78.5 million due to higher-than-normal average retail unit margins and greater volumes sold. Unit margins in the 2001 twelve-month period benefited from gains on derivative hedge instruments and favorably priced supply arrangements. EBITDA increased $51.2 million in the 2001 twelve-month period primarily due to the increased margin partially offset by a $27.7 million increase in the Partnership's operating and administrative expenses. Operating and administrative expenses increased primarily due to (1) higher employee-related costs including greater overtime and incentive compensation costs; (2) higher distribution expenses including vehicle expenses; (3) higher required reserves for uncollectible accounts; and (4) growth-related expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in Fiscal 2000. Operating income increased $44.3 million as the increase in EBITDA was offset primarily by greater depreciation and amortization expense associated with acquisitions and depreciation on tank installation costs.

The Partnership's interest expense for the 2001 twelve-month period increased $7.5 million due to higher levels of long-term debt outstanding and higher average Acquisition Facility borrowings.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Partnership's debt outstanding at June 30, 2001 totaled $863.0 million comprising $854.0 million of long-term debt (including current maturities of $66.6 million) and $9 million under the Operating Partnership's Revolving Credit Facility. Included in long-term debt outstanding at June 30, 2001 is $70 million of Acquisition Facility borrowings.

In October 2000, the Partnership issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner were used to reduce Bank Credit Agreement indebtedness and for working capital purposes.

                             AMERIGAS PARTNERS, L.P.



On April 4, 2001, AmeriGas Partners issued $60 million face value of 10% Senior Notes due April 2006. The proceeds of these notes were contributed to the Operating Partnership and used to (1) repay revolving loans under the Operating Partnership's bank credit facilities and (2) fund a portion of the scheduled April 2001 $58 million principal repayment on the Operating Partnership's First Mortgage Notes.

During the nine months ended June 30, 2001, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all units for the quarters ended September 30, 2000, December 31, 2000, and March 31, 2001. The MQD for the quarter ended June 30, 2001 will be paid on August 18, 2001 to holders of record on August 10, 2001 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The Partnership's management believes that cash flow from operations, Bank Credit Agreement borrowings, and long-term debt issued to refinance maturing debt, will be sufficient to satisfy its liquidity needs for the foreseeable future.

The Partnership's ability to attain the cash-based performance and distribution requirements necessary to convert the 9,891,072 Subordinated Units held by the General Partner depends upon a number of factors, including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to the historical "look-back" provisions of the conversion test, the Partnership cannot satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending September 30, 2002.

CASH FLOWS

Due to the seasonal nature of the propane business, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for propane purchased during the heating season and are generally at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operating activities during the nine months ended June 30, 2001 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities was $89.1 million during the nine months ended June 30, 2001 compared with $45.6 million during the prior-year nine-month period. Changes in operating working capital during the 2001 nine-month period used $53.7 million of operating cash flow compared with $50.8 million in the prior year. Cash flow from operating activities before changes in operating working capital was $142.8 million in the nine months ended June 30, 2001 compared with $96.5 million in the prior-year period reflecting the improved 2001 nine-month period operating results.

                             AMERIGAS PARTNERS, L.P.



INVESTING ACTIVITIES. We spent $28.6 million for property, plant and equipment (including maintenance capital expenditures of $13.0 million) during the nine months ended June 30, 2001 compared with $22.4 million (including maintenance capital expenditures of $8.0 million) in the nine months ended June 30, 2000. Included in the 2001 nine-month period capital expenditures are $4.0 million of capitalized costs resulting from the Partnership's change in accounting method for customer tank installation costs (see Note 2 to Condensed Consolidated Financial Statements).

FINANCING ACTIVITIES. During the nine-month periods ended June 30, 2001 and 2000, we declared and paid the MQD on all Common and Subordinated units and the general partner interests. Notwithstanding the cash needed to fund a significant increase in working capital during the 2001 nine-month period resulting from higher propane supply prices and colder weather, we were able to reduce our bank loans $21 million due in large part to the use of $40.6 million of proceeds from the public offering of 2,300,000 Common Units and related General Partner contributions to pay down borrowings under the Bank Credit Agreement. During the 2001 nine-month period, AmeriGas Partners issued $60 million face value of senior notes and the Operating Partnership repaid $58 million of maturing First Mortgage Notes. During the 2000 nine-month period, the Operating Partnership borrowed $116 million under the Acquisition Facility and made Acquisition Facility repayments totaling $69 million, with the proceeds from an $80 million issuance of First Mortgage Notes.

CHANGES IN ACCOUNTING

Effective October 1, 2000, we (1) adopted SFAS 133; (2) applied the guidance of SAB No. 101 entitled "Revenue Recognition" with respect to our nonrefundable tank fees; and (3) changed our method of accounting for costs to install Partnership-owned tanks at customer locations. The net effect of these accounting changes on prior periods resulted in a $12.5 million increase in net income for the nine months ended June 30, 2001 which amount is reflected on the Consolidated Statement of Operations as "cumulative effect of accounting changes."

The adoption of SFAS 133 resulted in a cumulative effect charge to net income of $0.7 million and a cumulative effect increase to accumulated other comprehensive income of $8.9 million which amount represents the fair value of derivative instruments qualifying and designated as cash flow hedges on October 1, 2000. Because our derivative instruments historically have been highly effective in hedging exposure to changes in cash flows associated with forecasted purchases or sales of propane, changes in the fair value of propane inventories, and changes in the risk-free rate of interest on forecasted issuances of debt, we do not expect SFAS 133 will have a material impact on our future results of operations. However, if such instruments are not deemed highly effective in the future, or if we use derivative instruments that do not meet the stringent requirements for hedge accounting under SFAS 133, future results could reflect greater volatility.

The adoption of SAB 101 resulted in a cumulative effect charge to net income of $6.0 million representing the impact on prior periods resulting from the application of SAB 101 as it relates to our method of recognizing revenue associated with nonrefundable fees for installed Partnership-owned tanks. Prior to October 1, 2000, such fees, which are generally received annually, were recorded as revenue when billed. In accordance with SAB 101, we now record such

                             AMERIGAS PARTNERS, L.P.



nonrefundable fees on a straight-line basis over one year. The adoption of this revenue recognition method is not expected to materially impact the Partnership's future financial condition or results of operations.

In order to more appropriately match the costs of installing Partnership-owned tanks at customer locations with the associated periods of benefit, we changed our method of accounting for tank installation costs. Previously, such costs were expensed as incurred. Effective October 1, 2000, such costs, net of billings, are capitalized and amortized using an accelerated method that reflects the attrition of the Partnership's customers. The change in accounting for tank installation costs resulted in a cumulative effect increase to net income of $19.2 million representing the impact on prior periods resulting from the accounting change. For a more detailed discussion of these accounting changes, see Note 2 to Condensed Consolidated Financial Statements.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. SFAS 141 also establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination, and requires unallocated negative goodwill resulting from a purchase business combination to be written off immediately as an extraordinary gain. Although SFAS 141 supersedes APB 16 and SFAS 38, it does not change many of their provisions relating to the application of the purchase method.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets" ("APB 17"). SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition, and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, a recognized intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill, and intangible assets determined to have an indefinite useful life, will no longer be amortized. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. Other intangible assets with indefinite lives will also be tested for impairment at least annually by comparing the fair values of those assets with their recorded amounts. The provisions of SFAS 142 are required to be applied to all goodwill and other intangible assets recognized in an entity's statement of financial position in fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning

                             AMERIGAS PARTNERS, L.P.



after March 15, 2001. The provisions of SFAS 142 will be initially applied at the beginning of a fiscal year. Retroactive application is not permitted, however entities will be required to disclose the impact that SFAS 142 would have had on periods presented that are prior to the date of adoption. Notwithstanding the initial date of adoption, goodwill and other intangible assets acquired in a business combination completed after June 30, 2001 will be subject to the amortization and nonamortization provisions of SFAS 142 from the date of acquisition.

The Partnership plans to adopt the provisions of SFAS 142 effective October 1, 2001. At June 30, 2001, the Partnership had approximately $502.0 million of goodwill, resulting principally from propane purchase business combinations, and $95.0 million of excess reorganization value resulting from a subsidiary's 1993 reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended September 30, 2000, amortization expense associated with goodwill and excess reorganization value totaled approximately $23.5 million. As a result of the nonamortization provisions of SFAS 142, the Partnership expects reported net income to increase significantly subsequent to the adoption of SFAS 142. In addition, based upon the current fair value of AmeriGas Partners' publicly traded Common Units, the Partnership's management does not believe that the Partnership's goodwill and excess reorganization value are currently impaired.

AGREEMENT TO PURCHASE COLUMBIA PROPANE

On August 7, 2001, Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. signed an Amended and Restated Purchase Agreement relating to the purchase of the retail propane distribution businesses of Columbia Energy Group for approximately $202.0 million, subject to a working capital adjustment. The execution of the original purchase agreement with Columbia was announced January 31, 2001. The Columbia propane businesses currently comprise the seventh largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $152.0 million in cash and $50.0 million of AmeriGas Partners Common Units. The cash portion of the purchase price and related transaction fees and expenses will be funded with approximately $161.0 million of long-term debt to be issued by AmeriGas Partners. The closing under the Amended and Restated Purchase Agreement is expected to occur by August 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks include commodity prices for propane and interest rates. In managing our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for trading purposes.


Our profitability is sensitive to changes in propane supply costs, and we generally attempt to pass on increases in such costs to customers. There is no assurance, however, that we will be able to do so. In order to manage a portion of our propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity

                             AMERIGAS PARTNERS, L.P.



instruments such as price swap and option contracts. We attempt to minimize our credit risk with our counterparties through the application of credit policies.

We have market risk exposure from changes in interest rates on borrowings under the Operating Partnership's Bank Credit Agreement. This agreement has interest rates on borrowings that are indexed to short-term market interest rates. At June 30, 2001, borrowings outstanding under this facility totaled $79 million. Based upon average borrowings under this agreement during Fiscal 2000, an increase in interest rates of 100 basis points (1%) would have increased interest expense on an annual basis by $0.9 million. We also use fixed-rate long-term debt as a source of capital. As these fixed-rate long-term debt issues mature, we intend to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.


The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2001. It also includes the change in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon and (2) interest rates on ten-year U.S. treasury notes of 100 basis points:

---------------------------------------------------------------------------------
                                                Fair                 Change in
                                               Value                 Fair Value
---------------------------------------------------------------------------------
                                                   (Millions of dollars)
June 30, 2001:
    Propane commodity price risk            $  (11.0)              $  (7.7)
    Interest rate risk                          (0.1)                 (3.3)
---------------------------------------------------------------------------------

                             AMERIGAS PARTNERS, L.P.


                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     List of Exhibits:

             4 Indenture dated April 4, 2001 among AmeriGas Partners L.P., AmeriGas Eagle Finance Corp. and First Union National Bank, as Trustee.


     (b) AmeriGas Partners, L.P. filed two Current Reports on Form 8-K during the fiscal quarter ended June 30, 2001. The Reports were as follows:

                    Date            Item Number                              Content
                    ----            -----------                              -------

                  4/10/01                5                    Advance notice of webcast of quarterly
                                                              earnings conference call.

                  5/02/01                5                    Advance notice of webcast of Chairman's
                                                              presentation to the American Gas
                                                              Association Financial Forum conference.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                             AmeriGas Partners, L.P.
                                         ---------------------------
                                                   (Registrant)
                                         By:    AmeriGas Propane, Inc.,
                                                as General Partner



Date:  August 14, 2001                   By:      /s/ Martha B. Lindsay
----------------------                   --------------------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer



                                         By:      /s/ Richard R. Eynon
                                         --------------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer



                                            AmeriGas Finance Corp.
                                         -------------------------
                                               (Registrant)



Date:  August 14, 2001                   By:      /s/ Martha B. Lindsay
----------------------                   --------------------------------------------
                                         Martha B. Lindsay
                                         Vice President - Finance
                                         and Chief Financial Officer



                                         By:      /s/ Richard R. Eynon
                                         --------------------------------------------
                                         Richard R. Eynon
                                         Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.                                       Description
-----------                                       -----------
     4                             Indenture dated April 4, 2001 among AmeriGas
                                   Partners L.P., AmeriGas Eagle Finance Corp.
                                   and First Union National Bank, as Trustee.